Form 10-K/A
period 1999-12-31
UNITED PAN AM MORTGAGE LOAN ASSET BACKED CERT SERIES 1999-2
filed 2000-08-17
CIK 1100391

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


     ITEM 8.  Financial Statements and Supplementary Data.


     Officer's Annual Statement as to Compliance by United PanAm Mortgage dated May 19, 2000.

     Report of Independent Certified Public Accountant by
     PricewaterhouseCoopers dated March 24, 2000.

     Management Assertion on Compliance with USAP by Ocwen Financial dated March 24, 2000.

     Report of Independent Public Accountants by Arthur Andersen LLP dated August 26, 1999.

     Annual Statement as to Compliance by Fairbanks Capital Corp. dated August 26, 1999.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS


     Officer's Annual Statement as to Compliance by United PanAm Mortgage dated May 19, 2000.

     Report of Independent Certified Public Accountant by
     PricewaterhouseCoopers dated March 24, 2000.

     Management Assertion on Compliance with USAP by Ocwen Financial dated March 24, 2000.

     Report of Independent Public Accountants by Arthur Andersen LLP dated August 26, 1999.

     Annual Statement as to Compliance by Fairbanks Capital Corp. dated August 26, 1999.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By: Bankers Trust Company not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to the Pooling and Servicing Agreement, dated as of March 1, 1999.


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  August 14, 2000


     EXHIBIT INDEX

     Exhibit Document

     1.1 Officer's Annual Statement as to Compliance by United PanAm Mortgage dated May 19, 2000.

     1.2  Report of Independent Certified Public Accountant by
          PricewaterhouseCoopers dated March 24, 2000.

     1.3 Management Assertion on Compliance with USAP by Ocwen Financial dated March 24, 2000.

     1.4 Report of Independent Public Accountants by Arthur Andersen LLP dated August 26, 1999.

     1.5 Annual Statement as to Compliance by Fairbanks Capital Corp. dated August 26, 1999.